Form 10-K
period 1993-12-31
SIGNAL CAPITAL HOLDINGS CORP
filed 1994-03-28
CIK 842461

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/ /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934.....................FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 33-22003-99

                      SIGNAL CAPITAL HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                      02-0424417
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)




                            2 NORTH RIVERSIDE PLAZA
                                   SUITE 1900
                            CHICAGO, ILLINOIS 60606
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 902-1515

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The Registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this Form with a reduced disclosure format.

Signal Capital Holdings Corporation has 1,000 shares of common stock outstanding which is its only class of stock. All the common stock is held by one holder.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I

                                                                                         PAGE
                                                                                         ----
Item 1.      Business of the Company..................................................     3

Item 2.      Properties...............................................................     4

Item 3.      Legal Proceedings........................................................     4

PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder
             Matters..................................................................     4

Item 7.      Management's Discussion and Analysis of Financial Condition and Results
             of
             Operations...............................................................     4

Item 8.      Financial Statements and Supplementary Data..............................     6

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...............................................................     6

PART III     Not applicable

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........     6

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY.

GENERAL

     Signal Capital Holdings Corporation ("SCHC" or herein together with its consolidated affiliates called the "Company") is engaged in (i) rail car leasing by Itel Rail Corporation and its subsidiaries and affiliates (collectively "Rail") (see discussion below of the 1992 rail car transaction for the limited nature of the Company's continuing interest in this business) and (ii) financing services. In 1993 and 1992, Rail sold substantially all of its other transportation services assets, except for one short-line railroad which is currently being held for sale. The financing services business has been held for sale as discussed below. For further information see Item 7 -- Financial Liquidity and Capital Resources -- Asset Sales and Note 4 of the Notes to the Consolidated Financial Statements.

     The Company is an indirect wholly-owned subsidiary of Itel Corporation ("Itel"). At December 31, 1993 the Company and its subsidiaries employed approximately 220 persons.

RAIL CAR LEASING

     In June 1992, Itel and Rail completed a transaction with General Electric Capital Corporation and certain of its affiliates ("GECC") pursuant to which Rail contributed substantially all of its owned rail cars, subject to approximately $170 million of debt, to a trust (the "Trust") of which Rail, following the late 1993 distribution of 30% of its ownership to the parent company of SCHC, Rail Holdings Corporation ("RHC"), currently is a 69% beneficiary. The Trust contributed these rail cars, subject to the debt, along with other rail cars the Trust received as a contribution from its 1% beneficiary, to a partnership (the "Partnership") of which the Trust is a 99% partner. The Partnership assumed the Rail debt and leased all of the contributed rail cars along with the other rail cars it received as a contribution from its other partners to a subsidiary of GECC ("Lessee"). The leases (the "Leases") terminate in the year 2004 with fixed rentals of approximately $153 million annually. The Leases include the grant to the Lessee of an assignable fixed price purchase option at the end of the term of the Leases for all, but not less than all, of the rail cars for approximately $500 million. The Leases are net leases under which the Lessee will be responsible for maintenance and other expenses of the rail cars and all obligations of the Lessee are unconditionally guaranteed by GECC. Rail also assigned to GECC, for certain contingent consideration, substantially all of its contracts to lease rail cars from others. The Lessee has an annual obligation to make certain contingent payments to the Partnership in addition to basic rent ("Basic Rent") as defined in the Leases.

     Prior to the rail car transaction, most of Rail's cars other than boxcars were leased to major railroads and shippers under fixed-rate leases which were typically one to five years in length. The majority of these leases required Rail to maintain the cars and provide other administrative services. The utilization of grain hoppers was affected by, among other things, export demand, domestic trade policies and weather.

     Prior to the rail car transaction, most of Rail's boxcars were leased to small railroads and used primarily for transportation by the paper and forest product industries. A majority of these leases were long-term "per diem" leases. Per diem leases did not require fixed rental payments. Instead, the rental paid by the lessee was a percentage of the use charges ("car hire") earned by the lessee railroad for the use of the leased equipment on the tracks of other railroads.

ASSETS HELD FOR SALE

     The principal assets held for sale at December 31, 1993 are the Company's financing services business ("Finance"). Itel acquired Finance in connection with the purchase of Pullman Leasing Company ("PLC") in 1988. Finance, which includes equipment leases, senior and subordinated loans and other related investments, has been classified as assets held for sale in the Company's consolidated financial statements since its acquisition. The finance business is being liquidated and no material amounts of new loans or investments are being made by Finance. Since the date of acquisition the portfolio has been reduced from $1.44 billion to $175 million at December 31, 1993, including reductions of $82 million, $82 million and $157 million in 1993, 1992 and 1991, respectively. All cash proceeds were used to repay indebtedness (see Note 4 of the Notes to the Consolidated Financial Statements).

ITEM 2. PROPERTIES.

     See Item 1 -- Business of the Company -- Rail Car Leasing and the Consolidated Financial Statements. The Company's rail cars have been leased to GECC under the Leases.

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of business, SCHC and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts which may be material. However, it is the opinion of the Company's management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The common stock of SCHC is wholly-owned by an indirect wholly-owned subsidiary of Itel. Therefore, there is no trading market in SCHC's stock. SCHC has 1,000 shares of common stock outstanding, which is its only class of stock.

     Dividends declared on SCHC common stock were $148 million, $500 million and none for the years ended 1993, 1992 and 1991, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

     The Company intends to sell Finance, which includes senior, subordinated lending and specialized loans, and has classified it as assets held for sale in the Company's consolidated balance sheets since acquisition by Itel in 1988. The results of Finance have been classified as assets held for sale in the Company's consolidated statements of operations since acquisition.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     Rail Car Transaction: In June 1992, Itel and Rail completed a transaction with GECC pursuant to which Rail contributed substantially all of its owned rail cars, subject to approximately $170 million of debt, to a Trust of which Rail, following the late 1993 distribution of 30% of its ownership to RHC, currently is a 69% beneficiary. The Trust contributed these rail cars, subject to the debt, along with other rail cars the Trust received as a contribution from its 1% beneficiary, to a Partnership of which the Trust is a 99% partner. The Partnership assumed the Rail debt and leased all of the contributed rail cars along with the other rail cars it received as a contribution from its other partners to the Lessee. The Leases terminate in the year 2004 with fixed rentals of approximately $153 million annually. The Leases include the grant to the Lessee of an assignable fixed price purchase option at the end of the term of the Leases for all, but not less than all, of the rail cars for approximately $500 million. The Leases are net leases under which the Lessee will be responsible for maintenance and other expenses of the rail cars and all obligations of the Lessee are unconditionally guaranteed by GECC. Rail also assigned to GECC, for certain contingent consideration, substantially all of its contracts to lease rail cars from others. The Lessee has an annual obligation to make certain contingent payments to the Partnership in addition to Basic Rent as defined in the Leases.

     In late 1993 the Company distributed 30% of its ownership in the Trust to RHC its parent. Since the Company's investment in the Trust is a net deficit, and because the transaction is between related parties, the Company did not recognize any gain in operations. The Company reflected directly in shareholder's equity an increase representing the distribution of the 30% negative investment offset by a decrease representing the minority interest receivable created at date of transfer. In addition, RHC has agreed to forgive or assume any additional income taxes of the Company due to the excess of fair market value over recorded value of the distributed investment in the Trust, and to defer the date for payment of previously recorded intercompany income taxes related to the distribution. Accordingly, such additional taxes were not charged against shareholder's equity.

     Liquidation of Finance: Finance has been classified as assets held for sale since acquisition in connection with the purchase of PLC in 1988. The finance business is being liquidated and no material amounts of new loans or investments are being made by Finance. Since the date of acquisition the portfolio has been reduced from $1.44 billion to $175 million at December 31, 1993, including reductions of $82 million, $82 million and $157 million in 1993, 1992 and 1991, respectively.

     Other Dispositions: In 1993 and 1992, the Company sold substantially all of its other transportation services assets, except for one of its short-line railroads which is currently being held for sale. Proceeds from the sales were used to reduce debt.

     Financings: In June 1992, the Trust issued $998 million of 7 3/4% Notes (the "Trust Notes"). The Trust Notes mature through 2004 and are secured by the Trust's ownership interest in the Partnership. The net proceeds from the Trust Notes were used to repay certain senior indebtedness of Rail, affiliated notes payable and to pay a dividend of $500 million.

     Debt Maturities and Repayments: Current maturities of long-term debt of $67.8 million at December 31, 1993 represent debt related to the Partnership and the Trust. With the completion of the rail car transaction in June 1992, the ongoing fixed cash flow of SCHC's rail car leasing business is available only to service interest and principal on the Trust and Partnership debt.

CAPITAL EXPENDITURES

     Capital expenditures were zero, $9.0 million and $64.7 million for 1993, 1992 and 1991, respectively, primarily for rail cars. Due to the rail car transaction, future rail car leasing capital expenditures, if any, will be funded from the proceeds of any dispositions of the rail cars involved in that transaction.

RESULTS OF OPERATIONS

     As a result of the rail car transaction with GECC in June 1992, the revenues and operating income of rail car leasing, though essentially fixed, are lower than such results prior to the rail car transaction. The ongoing fixed cash flow of rail car leasing is available only to service interest and principal on the Trust and Partnership debt.

     1993 Compared to 1992. Total revenues for the Company decreased to $153.0 million in 1993 compared to $217.5 million in 1992 due to the effect of the rail car transaction. Operating income was $89.7 million in 1993 compared to $86.1 million in 1992. Results in 1992 include a $19.9 million non-recurring operating charge relating to the rail car transaction. Interest expense and other, net increased to $91.9 million in 1993 compared to $83.9 million in 1992 due primarily to the significant dividend payments in 1993 and 1992.

     Loss from continuing operations was ($18.9) million in 1993 in comparison to ($.6) million for 1992. In 1993, the Company wrote down miscellaneous investments and certain non-operating assets incurring a $17.6 million pre-tax non-recurring charge. Net loss was ($3.8) million and ($6.1) million for the years ended December 31, 1993 and 1992, respectively. Income (loss) from discontinued operations was $3.2 million and ($9.5) million in 1993 and 1992, respectively. Results in 1992 include a ($14.1) million net loss related to the sale of certain other transportation services assets. Income from assets held for sale was $12.0 million and $15.2 million in 1993 and 1992, respectively.

     The Company retired approximately $119 million of the face value of certain of its senior secured debt resulting in an extraordinary pre-tax loss of ($17.9) million in 1992.

IMPACT OF INFLATION

     Due to the rail car transaction, inflation is currently not an important determinant of the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted as a separate section of this report starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE.

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report starting on page F-1.

        (3) Listing of Exhibits.

            3.01       Certificate of Incorporation of the Company, dated June 30, 1986.+
            3.02       Certificate of Amendment of Certificate of Incorporation of the
                         Company, dated July 26, 1988.+
            3.03       Certificate of Amendment of Certificate of Incorporation of the
                         Company, dated September 19, 1988.+
            3.04       By-laws of the Company, as adopted June 30, 1986.+
            4.01       Supplemental Agreement No. 3 to Equipment Trust Agreement (Series 1),
                         dated January 1, 1990, by and between Itel Rail Corporation and
                         Continental Bank, National Association, filed as Exhibit 4.07 to
                         Signal Capital Holdings Corporation's Report on Form 10-Q for the
                         quarter ended March 31, 1990, and incorporated herein by reference.
            4.02       Supplemental Agreement No. 16 to Equipment Trust Agreement (Series 6),
                         dated January 1, 1990, by and between Itel Rail Corporation and The
                         First National Bank of Chicago, filed as Exhibit 4.10 to Signal
                         Capital Holdings Corporation's Report on Form 10-Q for the quarter ended March 31, 1990, and incorporated herein by reference.
            4.03       Indenture dated June 1, 1992 between Railcar Trust No. 1992-1 and
                         Harris Trust and Savings Bank, as Trustee, providing for 7.75% Trust
                         Notes due 2004. (Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1992 of Railcar
                         Trust No. 1992-1, Exhibit 4.1.)
           10.01       Transfer and Assignment Agreement, dated February 2, 1989, between
                         Itel Corporation and Itel Rail Holdings Corporation.+
           10.02       Transfer, Assumption and Subscription Agreement, dated February 2,
                         1989, between Itel Rail Holdings Corporation and Itel Rail
                         Corporation.+
           10.03       Transfer and Subscription Agreement, dated February 2, 1989, between
                         Itel Rail Holdings Corporation and Pullman Leasing Company.+
           10.04       Transfer and Assignment Agreement, dated February 2, 1989, between
                         Pullman Leasing Company and Itel Rail Corporation.+
           10.05       Asset Purchase Agreement, dated December 6, 1989 between Signal
                         Capital Corporation and Textron Financial Corporation. (Incorporated
                         by reference from Signal Capital Holdings Corporation's Annual
                         Report on Form 10-K, for the fiscal year ended December 31, 1989,
                         Exhibit 10.6.)

           10.06       Participation Agreement, dated December 31, 1991, among General
                         Electric Railcar Services Corporation, GE Railcar Associates, Inc.,
                         GE Railcar Leasing Associates, Inc., General Electric Capital
                         Corporation, Itel Rail Funding Corporation, Rex Railways, Inc. and
                         Railcar Associates, L.P.. (Incorporated by reference from the
                         Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
                         1992 of Railcar Trust No. 1992-1, Exhibit 10.1.)
           10.07       Second Amended and Restated Trust Agreement, dated May 1, 1992, between Itel Rail Corporation and Wilmington Trust Company, as
                         Trustee. (Incorporated by reference from Amendment No. 4 to Railcar
                         Trust No. 1992-1's Registration Statement on Form S-1, Registration
                         Number 33-44946, filed May 18, 1992, Exhibit 10.5.)
           10.08(a)    Amended and Restated Agreement of Limited Partnership of Railcar
                         Associates, L.P., dated June 1, 1992, among GE Railcar Associates,
                         Inc., GE Railcar Leasing Associates, Inc. and Railcar Trust No.
                         1992-1. (Incorporated by reference from the Quarterly Report on Form
                         10-Q for the fiscal quarter ended June 30, 1992 of Railcar Trust No.
                         1992-1, Exhibit 10.3(a).)
                (b)    Guaranty, dated June 1, 1992, by General Electric Capital Corporation of certain obligations under the above Agreement of Limited
                         Partnership. (Incorporated by reference from the Quarterly Report on
                         Form 10-Q for the fiscal quarter ended June 30, 1992 of Railcar
                         Trust No. 1992-1, Exhibit 10.3(b).)
            10.9(a)    Master Lease Agreement dated June 1, 1992, between Railcar Associates,
                         L.P. and GE Capital Railcar Associates, Inc.. (Incorporated by
                         reference from Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1992 of Railcar Trust No. 1992-1, Exhibit 10.4(a).)
                (b)    Lease Guaranty dated June 1, 1992, by General Electric Capital
                         Corporation of the obligations of GE Capital Railcar Associates,
                         Inc. under the above Master Lease Agreement. (Incorporated by reference from Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1992 of Railcar Trust No. 1992-1, Exhibit 10.4(b).)
           99.01(a)    Exhibits -- The response to this portion of Item 14 is incorporated by reference as noted in Item 14(a)(3).
                (b)    Financial Statement Schedules -- The response to this portion of Item
                         14 is submitted as a separate section of this report, starting on page F-1.

- ---------------
 * The Company or consolidated subsidiaries of the Company are also parties to other instruments defining the rights of holders of long-term debt of the Company or its consolidated subsidiaries where the total indebtedness authorized under each such agreement does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company is not filing such instruments. The Company hereby undertakes to furnish to the Securities and Exchange Commission upon request copies of any or all such instruments.

 + Incorporated by reference to Signal Capital Holdings Corporation's Annual
   Report on Form 10-K, for the fiscal year ended December 31, 1988, as the same numbered exhibit.

     (b) Reports on Form 8-K.

         None.

                                    SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        SIGNAL CAPITAL HOLDINGS CORPORATION

March 25, 1994

                                        By:      /s/ ROD F. DAMMEYER
                                                    Rod F. Dammeyer
                                                        President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                  SIGNATURE                                TITLE                    DATE
                                                President (Chief Executive        March 25, 1994
             /s/ ROD F. DAMMEYER                  Officer and Director)
- ---------------------------------------------
               Rod F. Dammeyer

                                                Vice President (Chief             March 25, 1994
              /s/ GARY M. HILL                    Financial Officer and
- ---------------------------------------------     Director)
                Gary M. Hill

         /s/ JOHN P. MCNICHOLAS, JR.            Controller (Chief                 March 25, 1994
- ---------------------------------------------     Accounting Officer)
           John P. McNicholas, Jr.

                      ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                      SIGNAL CAPITAL HOLDINGS CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                     PAGE(S)
                                                                                     -------
Report of Independent Auditors....................................................    F-2
Consolidated Balance Sheets -- December 31, 1993 and 1992.........................    F-3
Consolidated Statements of Operations for the years ended December 31, 1993, 1992
  and 1991........................................................................    F-4
Consolidated Statements of Shareholder's Equity for the years ended December 31,
  1993, 1992 and 1991.............................................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992
  and 1991........................................................................    F-6
Notes to the Consolidated Financial Statements....................................    F-7
Supplementary Financial Data (Unaudited)..........................................    F-15
Financial Statement Schedules for the years ended December 31, 1993, 1992 and 1991
       II -- Amounts Receivable from Related Parties and Underwriters, Promoters,
             and Employees Other Than Related Parties.............................    S-1
       IV -- Indebtedness of and to Related Parties -- Non Current................    S-2
        V -- Property and Equipment...............................................    S-3
       VI -- Accumulated Depreciation of Property and Equipment...................    S-4
     VIII -- Valuation and Qualifying Accounts and Reserves.......................    S-5

     All other schedules are omitted because they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Signal Capital Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Signal Capital Holdings Corporation as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signal Capital Holdings Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                     ERNST & YOUNG

Chicago, Illinois
February 8, 1994

                      SIGNAL CAPITAL HOLDINGS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             DECEMBER 31,
                                                                        -----------------------
                                                                           1993         1992
                                                                        ----------   ----------
                                                                            (IN THOUSANDS)
Current Assets:
     Cash and Equivalents.............................................  $    6,300   $    5,395
     Restricted Cash..................................................      21,493       22,574
     Accounts Receivable (Net of Allowance for Doubtful Accounts of
      $2,952 and $6,074, Respectively)................................      12,929       16,087
     Receivable from Affiliates, Net..................................     139,411      135,491
     Other............................................................       3,971        3,034
                                                                        ----------   ----------
          Total Current Assets........................................     184,104      182,581
Property, at Cost, Principally Rail Cars..............................   1,392,248    1,394,998
Accumulated Depreciation..............................................    (379,980)    (329,730)
                                                                        ----------   ----------
     Net Property.....................................................   1,012,268    1,065,268
Goodwill (Net of Accumulated Amortization of $35,161 and $22,456,
  Respectively).......................................................     132,339      145,044
Other Assets..........................................................      38,044       69,509
Discontinued and Assets Held for Sale, Net............................     185,424      315,553
                                                                        ----------   ----------
          Total Assets................................................  $1,552,179   $1,777,955
                                                                        ----------   ----------
                                                                        ----------   ----------
                             LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Accrued Expenses and Accounts Payable............................  $   31,270   $   38,307
     Current Maturities of Long-Term Debt.............................      67,766       62,252
                                                                        ----------   ----------
          Total Current Liabilities...................................      99,036      100,559
Other, Principally Deferred Income Taxes, Net.........................     263,763      267,963
Long-Term Debt........................................................   1,018,958    1,086,574
                                                                        ----------   ----------
          Total Liabilities...........................................   1,381,757    1,455,096
Minority Interest.....................................................      16,880       17,517
Shareholder's Equity:
     Common Stock, Par Value $.10; 1,000 Shares Authorized, Issued
       and Outstanding................................................           1            1
     Capital Surplus..................................................     163,907      311,757
     Accumulated Deficit..............................................     (10,366)      (6,416)
                                                                        ----------   ----------
          Total Shareholder's Equity..................................     153,542      305,342
                                                                        ----------   ----------
          Total Liabilities and Shareholder's Equity..................  $1,552,179   $1,777,955
                                                                        ----------   ----------
                                                                        ----------   ----------

        See accompanying Notes to the Consolidated Financial Statements.

                      SIGNAL CAPITAL HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1993          1992          1991
                                                          ---------     ---------     ---------
                                                                     (IN THOUSANDS)
Rail Car Leasing Revenues...............................  $ 153,034     $ 217,451     $ 307,083
Expenses:
     Operating Costs....................................       (122)      (14,819)      (37,027)
     Maintenance and Repairs............................         --       (27,865)      (61,822)
     Depreciation.......................................    (49,766)      (48,175)      (44,590)
     Administrative and Selling.........................       (742)      (11,374)      (27,433)
     Amortization of Goodwill...........................    (12,705)       (9,156)       (4,100)
     Rail Non-Recurring Operating Costs.................         --       (19,944)           --
                                                          ---------     ---------     ---------
          Total Expenses................................    (63,335)     (131,333)     (174,972)
                                                          ---------     ---------     ---------
Operating Income........................................     89,699        86,118       132,111
Interest Expense and Other, Net.........................    (91,876)      (83,942)      (70,327)
Non-Recurring Items.....................................    (17,579)           --            --
                                                          ---------     ---------     ---------
Income (Loss) from Continuing Operations before Income
  Tax (Expense) Benefit.................................    (19,756)        2,176        61,784
Income Tax (Expense) Benefit............................        807        (2,736)      (25,843)
                                                          ---------     ---------     ---------
Income (Loss) from Continuing Operations................    (18,949)         (560)       35,941
Income from Discontinued Operations and Assets Held for
  Sale (Net of Related Taxes)...........................     15,177         5,688        29,925
                                                          ---------     ---------     ---------
Income (Loss) from Operations before Extraordinary
  Items.................................................     (3,772)        5,128        65,866
Extraordinary Items (Net of Related Taxes)..............         --       (11,223)           --
                                                          ---------     ---------     ---------
Net Income (Loss).......................................  $  (3,772)    $  (6,095)    $  65,866
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------

        See accompanying Notes to the Consolidated Financial Statements.

                      SIGNAL CAPITAL HOLDINGS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                         RETAINED
                                                COMMON      CAPITAL      EARNINGS
                                                STOCK       SURPLUS      (DEFICIT)       TOTAL
                                                ------     ---------     ---------     ---------
                                                                 (IN THOUSANDS)
Balance at December 31, 1990..................  $    1     $ 679,473     $  66,390     $ 745,864
Net Income....................................      --            --        65,866        65,866
Other.........................................      --            --            28            28
                                                ------     ---------     ---------     ---------
Balance at December 31, 1991..................       1       679,473       132,284       811,758
Net Loss......................................      --            --        (6,095)       (6,095)
Dividends on SCHC Common Stock................      --      (367,716)     (132,284)     (500,000)
Other.........................................      --            --          (321)         (321)
                                                ------     ---------     ---------     ---------
Balance at December 31, 1992..................       1       311,757        (6,416)      305,342
Net Loss......................................      --            --        (3,772)       (3,772)
Dividends on SCHC Common Stock................      --      (147,850)           --      (147,850)
Distribution of 30% negative investment in
  Trust.......................................      --        18,000            --        18,000
Negative minority interest created by Trust
  distribution................................      --       (18,000)           --       (18,000)
Other.........................................      --            --          (178)         (178)
                                                ------     ---------     ---------     ---------
Balance at December 31, 1993..................  $    1     $ 163,907     $ (10,366)    $ 153,542
                                                ------     ---------     ---------     ---------
                                                ------     ---------     ---------     ---------

        See accompanying Notes to the Consolidated Financial Statements.

                      SIGNAL CAPITAL HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1993         1992        1991
                                                              ---------   ----------   ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (Loss) from Continuing Operations...............  $ (18,949)  $     (560)  $  35,941
     Adjustments to Reconcile Income (Loss) from Continuing
       Operations to Net Cash Provided by Continuing
       Operating Activities:
          Depreciation......................................     49,766       48,175      44,590
          Amortization of Goodwill..........................     12,705        9,156       4,100
          Deferred Income Tax Expense (Benefit).............     (1,289)       2,411      18,311
          Non-Recurring Items...............................     17,579           --          --
          Non-Cash Interest Expense.........................      2,134        2,280       1,549
          Changes in Restricted Cash........................      1,081      (19,002)      4,451
          Changes in Assets and Liabilities, Net............        768       10,484       4,623
                                                              ---------   ----------   ---------
               Net Cash Provided By Continuing Operating
                 Activities.................................     63,795       52,944     113,565
     Net Cash Provided by Discontinued Operations and Assets
       Held for Sale........................................    122,979      105,072      26,954
                                                              ---------   ----------   ---------
               Net Cash Provided by Operating Activities....    186,774      158,016     140,519
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Rental Equipment..........................         --       (8,926)    (62,559)
     Proceeds from Sales of Rental Equipment................         --       14,368       7,029
     Receipts from and (Advances to) Q-TEL..................     23,729      (15,000)         --
     Other, Net.............................................         --        1,335      (3,480)
                                                              ---------   ----------   ---------
          Net Investing Activities..........................     23,729       (8,223)    (59,010)
                                                              ---------   ----------   ---------
               Net Cash Provided before Financing
                 Activities.................................    210,503      149,793      81,509
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Debt.........................         --    1,348,959     622,192
     Repayments of Debt.....................................    (62,250)    (588,206)   (573,691)
     Common Stock Dividends Paid............................   (147,850)    (500,000)         --
     Net Change in Affiliate Accounts.......................      2,047     (408,616)   (140,639)
     Other, Net.............................................     (1,545)      (1,719)         --
                                                              ---------   ----------   ---------
          Net Financing Activities..........................   (209,598)    (149,582)    (92,138)
                                                              ---------   ----------   ---------
Net Cash Provided (Used)....................................        905          211     (10,629)
Cash and Equivalents at Beginning of Year...................      5,395        5,184      15,813
                                                              ---------   ----------   ---------
Cash and Equivalents at End of Year.........................  $   6,300   $    5,395   $   5,184
                                                              ---------   ----------   ---------
                                                              ---------   ----------   ---------
Supplemental Cash Flow Information:
  Interest Paid During the Year.............................  $  90,880   $   80,194   $  67,959
                                                              ---------   ----------   ---------
                                                              ---------   ----------   ---------
  Income Taxes Paid During the Year.........................  $      --   $   10,380   $  12,254
                                                              ---------   ----------   ---------
                                                              ---------   ----------   ---------

        See accompanying Notes to the Consolidated Financial Statements.

                      SIGNAL CAPITAL HOLDINGS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   A. General

     Signal Capital Holdings Corporation ("SCHC" or herein together with its consolidated affiliates called the "Company") is engaged primarily in the leasing of railroad freight cars (see discussion below of the rail car transaction).

     The Company intends to sell its financing services business ("Finance"). Finance, which includes senior and subordinated loans, has been classified as assets held for sale in the Company's consolidated balance sheets since acquisition by Itel Corporation ("Itel") in 1988. The results of operations of Finance have been classified as assets held for sale in the Company's consolidated statements of operations since acquisition.

     The Company is an indirect wholly-owned subsidiary of Itel.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A. Principles of Consolidation

     The consolidated financial statements include the accounts of SCHC, its wholly-owned subsidiaries and majority-owned affiliates after elimination of intercompany accounts and transactions. Minority interest primarily consists of GECC's ownership of the Partnership (see Note 3) and Railcar Services Corporation's, a Delaware special purpose corporation (the "SPC"), interest in the Trust (see Note 3). The SPC is owned by current and former officers and employees of Itel and Itel Rail Corporation and its subsidiaries (collectively "Rail").

   B. Reclassifications

     The 1992 and 1991 consolidated financial statements and related notes have been reclassified to reflect the 1993 presentation. The Company adopted the Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. The effect on the Consolidated Financial Statements was immaterial.

   C. Revenue Recognition

     With the completion of the rail car transaction in June 1992, the revenues and operating income of the rail car leasing business, though essentially fixed, are lower than such results prior to the rail car transaction. The ongoing fixed cash flow of the rail car leasing business is available only to service interest and principal on the debt of the Trust and Partnership (see Note 3).

     Prior to the rail car transaction, fixed rate leases in the Company's rail car leasing business were accounted for either as operating leases or as finance leases. Rentals from fixed rate leases accounted for as operating leases were recognized as earned. Variable rate leases were treated as operating leases and earned revenues primarily from usage fees prescribed by the Interstate Commerce Commission. These fees consisted of per diem and mileage charges and were recognized as earned. Some variable rate all-mileage leases were based on tariff agreements between railroads and shippers.

   D. Cash and Equivalents and Restricted Cash

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments the carrying amount approximates fair value. Restricted cash consists primarily of cash to be used for interest and principal on the debt related to the Trust and the Partnership (see Note 3).

                      SIGNAL CAPITAL HOLDINGS CORPORATION

   E. Depreciation

     The Company provides for depreciation of property principally on the straight-line basis over the term of the Leases (see Note 3) for rental equipment -- rail cars and the term of the lease for leasehold improvements. Prior to the rail car transaction, rental equipment was depreciated on the straight-line basis over 12 to 35 years.

   F. Goodwill

     Goodwill relates to the purchase of Pullman Leasing Company ("PLC") in 1988. The Company at each balance sheet date evaluates, for recognition of potential impairment, its recorded goodwill against current and undiscounted expected future operating income before goodwill amortization expense. Such goodwill was initially amortized over 40 years using the straight-line method. Effective June 1, 1992 in connection with the rail car transaction, goodwill is being amortized over the term of the Leases (see Note 3).

   G. Investment in and Advances to Q-TEL S.A. de C.V. of Mexico ("Q-TEL")

     Investment in and advances to Q-TEL, formerly Quadrum, include a 19% equity interest in Q-TEL and at December 31, 1993 a $6 million loan. The 1993 non-recurring items include a write-down of the Company's investment in Q-TEL to net realizable value.

   H. Amounts due to (from) Affiliates

     The Company pays or receives interest on accounts with affiliates at market rates. Intercompany interest expense for continuing operations in 1993, 1992 and 1991 was zero, $6.9 million and $18.9 million, respectively.

     Itel charges the Company on a monthly basis for expenses identifiable to the Company's operations and management. Such charges were approximately $1.6 million, $2.3 million and $3.1 million in 1993, 1992 and 1991, respectively.

   I. Income Taxes

     The Company joins in the filing of a consolidated Federal income tax return with Itel. The Company and Itel entered into a tax-sharing agreement ("Tax Agreement"). Under the terms of the Tax Agreement, the Company, excluding Rail, and Rail each provide for and pay federal and certain state income taxes to Itel as though they are stand-alone taxpayers. Other state income and foreign taxes are expensed as incurred.

     Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

3. RAIL CAR TRANSACTION

     On December 31, 1991, Rail and General Electric Capital Corporation and certain of its affiliates ("GECC"), an indirect wholly-owned subsidiary of General Electric Company ("GE"), agreed that Rail would transfer certain rail cars to a trust (the "Trust") subject to approximately $170 million of existing indebtedness ("Assumed Indebtedness"), together with certain contracts (including current end-user leases) relating to such rail cars and cash in an amount necessary to fund payments on such Assumed Indebtedness prior to the first rental payment date under the leases described below.

     On June 1, 1992, the Trust contributed all of the rail cars, subject to all of the aforementioned Assumed Indebtedness and together with all of the aforementioned contracts, to a partnership (the "Partnership"). In addition, the SPC contributed certain rail cars having a value equal to approximately 1% of the value of the rail cars to be contributed by Rail to the Trust. The SPC is owned by current and former officers and employees of Itel and Rail. GE Railcar Associates, Inc. ("Associates") and GE Railcar Leasing Associates,

                      SIGNAL CAPITAL HOLDINGS CORPORATION

Inc. ("GE Leasing"), each an indirect wholly-owned subsidiary of GE, also contributed certain rail cars, together with certain contracts relating to such rail cars, to the Partnership.

     The Trust is a 64.00% general partner and a 34.99% limited partner in the Partnership. Associates is a 1.00% general partner and the managing general partner for the Partnership. GE Leasing is a 0.01% limited partner in the Partnership.

     In connection with the transactions described above, the Partnership assumed the Assumed Indebtedness, which is secured by certain of the rail cars, and agreed to pay all amounts owing thereunder as they become due. The Assumed Indebtedness is being serviced out of rental receipts by the Partnership pursuant to the leases (the "Leases") between the Partnership and a subsidiary of GECC (the "Lessee").

     The Leases between the Partnership and the Lessee were executed on June 1, 1992. The Leases expire in 2004, with fixed rentals of approximately $153 million annually. The Lessee shall not have the right to terminate the Leases, except in the limited circumstances specifically provided therein. The Leases include the grant to the Lessee of an assignable fixed price purchase option at the end of the term of the Leases for all, but not less than all, of the rail cars for approximately $500 million. The Leases are net leases under which the Lessee is responsible for maintenance, taxes, insurance and other expenses of the rail cars. Payments of basic rent ("Basic Rent") to the Partnership by the Lessee under the Leases are paid quarterly by the Lessee. The Lessee's obligations to pay Basic Rent and interest, if any, thereon are absolute and unconditional in all circumstances and shall generally not be subject to any reduction or setoff. All payments under the Leases, including Basic Rent, are unconditionally guaranteed by GECC.

     Rail also assigned to GECC, for certain contingent consideration, substantially all of its contracts to lease rail cars from others. The Lessee has an annual obligation to make certain contingent payments to the Partnership in addition to Basic Rent as defined in the Leases. No contingent payments were received in 1993 and 1992.

     In connection with the completion of the rail car transaction, the Trust issued $998 million of 7 3/4% Trust Notes (the "Trust Notes"). The Trust Notes mature through 2004 and are secured by the Trust's ownership interest in the Partnership.

     Results in 1992 include $19.9 million of pre-tax non-recurring operating costs relating to the rail car transaction.

     In late 1993 the Company distributed 30% of its ownership in the Trust to Rail Holdings Corporation ("RHC") its parent. Since the Company's investment in the Trust is a net deficit, and because the transaction is between related parties, the Company did not recognize any gain in operations. The Company reflected directly in shareholder's equity an increase representing the distribution of the 30% negative investment offset by a decrease representing the minority interest receivable created at date of transfer. In addition, RHC has agreed to forgive or assume any additional income taxes of the Company due to the excess of fair market value over recorded value of the distributed investment in the Trust, and to defer the date for payment of previously recorded intercompany income taxes related to the distribution. Accordingly, such additional taxes were not charged against shareholder's equity.

4. DISCONTINUED AND ASSETS HELD FOR SALE

     In 1993 and 1992, the Company sold substantially all of its other transportation services assets, except for one short-line railroad which is currently being held for sale, for aggregate net cash proceeds of $54 million. The Company recorded a $23 million pre-tax loss in 1992 in discontinued operations to reflect the disposal of this segment.

                      SIGNAL CAPITAL HOLDINGS CORPORATION

     Finance has been included as assets held for sale since acquisition in connection with the purchase of PLC in 1988. The finance business is being liquidated and no material amounts of new loans or investments are being made by Finance. Since the date of acquisition the portfolio has been reduced from $1.44 billion to $175 million at December 31, 1993, including a reduction of $82 million, $82 million and $157 million in 1993, 1992 and 1991, respectively. Proceeds were used to repay indebtedness.

     Summarized financial results of discontinued operations and assets held for sale were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1993        1992        1991
                                                       -------    --------    --------
                                                               (IN THOUSANDS)
          Revenues:
            Other Transportation Services
               (Discontinued Operations).............. $49,374    $ 81,315    $ 84,375
            Finance (Assets Held for Sale)............  21,316      29,395      55,020
                                                       -------    --------    --------
                                                       $70,690    $110,710    $139,395
                                                       -------    --------    --------
                                                       -------    --------    --------
          Operating Income:
               Discontinued Operations................ $ 8,496    $ 11,184    $ 12,201
               Assets Held for Sale...................   8,036      18,195      45,956
                                                       -------    --------    --------
                                                       $16,532    $ 29,379    $ 58,157
                                                       -------    --------    --------
                                                       -------    --------    --------
          Income before Loss on Sales
            (Net of Related Taxes):
               Discontinued Operations................ $ 3,138    $  4,576    $  3,932
               Assets Held for Sale...................  12,039      15,197      25,993
                                                       -------    --------    --------
          Income from Discontinued Operations and
            Assets Held for Sale before Loss on
            Sales.....................................  15,177      19,773      29,925
          Loss on Sales of Discontinued Operations
            (Net of Related Taxes)....................      --     (14,085)         --
                                                       -------    --------    --------
          Income from Discontinued Operations and
            Assets Held for Sale (Net of Related
            Taxes).................................... $15,177    $  5,688    $ 29,925
                                                       -------    --------    --------
                                                       -------    --------    --------

     The composition of remaining discontinued and assets held for sale, net consisted of the following:

                                                                   DECEMBER 31,
                                                               ---------------------
                                                                 1993         1992
                                                               --------     --------
                                                                  (IN THOUSANDS)
          Discontinued Assets, Net (Principally Receivables
            and Property at one Short-Line Railroad at
            December 31, 1993)...............................  $ 18,922     $ 74,751
          Assets Held for Sale, Net:
            Finance Receivables, Net.........................   174,869      245,902
            Other, Net.......................................    (8,367)      (5,100)
                                                               --------     --------
                                                                166,502      240,802
                                                               --------     --------
               Total.........................................  $185,424     $315,553
                                                               --------     --------
                                                               --------     --------

5. NON-RECURRING ITEMS

     The non-recurring pre-tax loss in 1993 principally relates to the write-down of miscellaneous investments and certain non-operating assets to net realizable value.

                      SIGNAL CAPITAL HOLDINGS CORPORATION

6. EXTRAORDINARY ITEMS

     The Company retired approximately $119 million of the face value of certain of its senior secured debt resulting in an extraordinary pre-tax loss of ($17.9) million in 1992.

7. ACCRUED EXPENSES AND ACCOUNTS PAYABLE

     Accrued expenses and accounts payable consisted of the following:

                                                                    DECEMBER 31,
                                                                 -------------------
                                                                  1993        1992
                                                                 -------     -------
                                                                   (IN THOUSANDS)
          Interest.............................................  $ 9,985     $10,992
          Other, Principally Operating Lease Obligations.......   21,285      27,315
                                                                 -------     -------
                                                                 $31,270     $38,307
                                                                 -------     -------
                                                                 -------     -------

8. DEBT

     Debt consisted of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1993           1992
                                                             ----------     ----------
                                                                  (IN THOUSANDS)
          Trust Notes......................................  $  952,957     $  987,992
          Equipment Trust Certificates and Other Secured
             Indebtedness..................................     133,767        160,834
                                                             ----------     ----------
                  Total Debt...............................   1,086,724      1,148,826
          Less: Current Maturities.........................     (67,766)       (62,252)
                                                             ----------     ----------
                  Total Long-Term Debt.....................  $1,018,958     $1,086,574
                                                             ----------     ----------
                                                             ----------     ----------

     Trust Notes: In connection with the completion of the rail car transaction (see Note 3), the Trust issued $998 million of 7 3/4% Trust Notes. The Trust Notes are non-recourse to SCHC, mature through 2004 and are secured by the Trust's ownership interest in the Partnership, which holds substantially all of the rail cars formerly operated by Rail. The net proceeds from the Trust Notes were used to repay certain senior indebtedness of Rail, affiliated notes payable and to pay a dividend of $500 million.

     Equipment Trust Certificates ("ETCs") and Other Secured Indebtedness -- Rail has ETCs and other secured indebtedness outstanding with interest rates ranging from 9.5% to 11.1% which mature at various times through 2003. This debt has annual sinking fund requirements.

     With the completion of the rail car transaction in June 1992, the ongoing fixed cash flow of the Company's rail car leasing business is available only to service interest and principal on the debt of the Trust and Partnership.

     The aggregate annual maturities of long-term debt are as follows: 1994 -- $67.8 million; 1995 -- $73.7 million; 1996 -- $79.8 million; 1997 -- $84.8 million and 1998 -- $111.0 million. The Company's debt agreements are secured by assets with an aggregate net book value of approximately $1.1 billion.

     The fair value of the Company's debt is approximately $1.2 billion and is estimated based on quoted market prices.

                      SIGNAL CAPITAL HOLDINGS CORPORATION

9. RECEIVABLES FROM AFFILIATES

     The receivables from affiliates at December 31, 1993 and 1992 are $139.4 million and $135.5 million, respectively, accrue interest at an annual rate equal to the prime rate and are due upon demand.

10. INCOME TAXES

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Deferred income taxes also result from differences between the fair value of assets acquired in business combinations accounted for as purchases and their tax bases.

     Significant components of the Company's deferred tax liabilities were as follows:

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                    1993        1992
                                                                  --------    --------
                                                                     (IN THOUSANDS)
          Deferred Tax Liabilities:
            Tax Over Book Depreciation.........................   $298,068    $296,377
          Deferred Tax Assets:
            Other, Principally Operating Reserves..............    (35,788)    (31,809)
            Valuation Allowance on Deferred Tax Assets.........         --          --
                                                                  --------    --------
               Net Deferred Tax Assets.........................    (35,788)    (31,809)
                                                                  --------    --------
               Net Deferred Tax Liability......................   $262,280    $264,568
                                                                  --------    --------
                                                                  --------    --------

     Income tax (expense) benefit relating to operations was comprised of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                       1993        1992         1991
                                                      -------     -------     --------
                                                               (IN THOUSANDS)
          Continuing operations:
            Current -- Federal......................  $  (317)    $    --     $ (5,941)
                    -- State........................     (165)       (325)      (1,591)
                                                      -------     -------     --------
                                                         (482)       (325)      (7,532)
            Deferred -- Federal.....................   (3,964)     (2,411)     (15,521)
                     -- State.......................    5,253          --       (2,790)
                                                      -------     -------     --------
                                                        1,289      (2,411)     (18,311)
                                                      -------     -------     --------
                                                      $   807     $(2,736)    $(25,843)
                                                      -------     -------     --------
                                                      -------     -------     --------
          Discontinued operations:
            Current -- Federal......................  $(3,188)    $(6,927)    $  7,297
                    -- State........................      884        (349)         232
                    -- Foreign......................     (112)       (100)        (174)
                                                      -------     -------     --------
                                                       (2,416)     (7,376)       7,355
            Deferred -- Federal.....................    1,415       3,672      (22,891)
                     -- State.......................     (416)        403       (4,412)
                                                      -------     -------     --------
                                                          999       4,075      (27,303)
                                                      -------     -------     --------
                                                      $(1,417)    $(3,301)    $(19,948)
                                                      -------     -------     --------
                                                      -------     -------     --------
          Extraordinary items:
            Deferred -- Federal.....................  $    --     $ 5,798     $     --
                     -- State.......................       --         921           --
                                                      -------     -------     --------
                                                      $    --     $ 6,719     $     --
                                                      -------     -------     --------
                                                      -------     -------     --------

                      SIGNAL CAPITAL HOLDINGS CORPORATION

     Reconciliations of income tax (expense) benefit in continuing operations to the statutory corporate Federal tax rate, 35% in 1993 and 34% in 1992 and 1991, were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                       1993        1992         1991
                                                      -------     -------     --------
                                                               (IN THOUSANDS)
          Statutory Tax (Expense) Benefit...........  $ 6,915     $  (740)    $(21,007)
          Effects of --
               Impact of Revenue Reconciliation Act
                 of 1993............................   (6,961)         --           --
               Amortization of Goodwill.............   (4,447)     (3,113)      (1,394)
               State Income Taxes, Net of Federal
                 Benefit............................    3,307        (215)      (2,891)
               Other, Net...........................    1,993       1,332         (551)
                                                      -------     -------     --------
                                                      $   807     $(2,736)    $(25,843)
                                                      -------     -------     --------
                                                      -------     -------     --------

     The income tax effects of items comprising the deferred income tax (expense) benefit were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1993        1992        1991
                                                       -------     ------     --------
                                                               (IN THOUSANDS)
          Depreciation...............................  $(1,691)    $7,160     $(20,114)
          Reserves Related to Assets Held for Sale...    3,506        265      (25,798)
          Other, Net.................................      473        958          298
                                                       -------     ------     --------
                                                       $ 2,288     $8,383     $(45,614)
                                                       -------     ------     --------
                                                       -------     ------     --------

11. CONTINGENCIES AND LITIGATION

     In the ordinary course of business, the Company becomes involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts which may be material. However, it is the opinion of the Company's management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material.

12. PENSION PLAN AND POST-RETIREMENT BENEFITS

     The Company's employees are covered under Itel's pension plan which is noncontributory and covers substantially all full-time domestic employees except for certain employees who are covered by collective bargaining agreements. The pension plan assets are held in trust for the benefit of its participants. Itel's policy is to fund the plan as required by ERISA. Contributions, accrued pension expenses and the costs of 401(k) plans relating to the Company for 1993, 1992 and 1991 were insignificant. The Company's liability for post-retirement benefits is insignificant.

                      SIGNAL CAPITAL HOLDINGS CORPORATION

13. SUMMARIZED FINANCIAL DATA

     SCHC has provided full and unconditional guarantees of certain Rail indebtedness registered with the Securities and Exchange Commission ("SEC"), which in 1992 was assumed by the Partnership. Pursuant to SEC regulations, summarized financial information for Rail is as follows:

               ITEL RAIL CORPORATION AND CONSOLIDATED AFFILIATES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1993           1992
                                                                      ----------     ----------
                                                                           (IN THOUSANDS)
Assets:
     Net Property...................................................  $1,012,268     $1,065,268
     Goodwill.......................................................     132,339        145,044
     Discontinued Assets, Net.......................................       3,623         54,189
     Other..........................................................      64,005         71,205
                                                                      ----------     ----------
          Total.....................................................  $1,212,235     $1,335,706
                                                                      ----------     ----------
                                                                      ----------     ----------
Liabilities and Shareholders' Equity:
     Debt...........................................................  $1,086,724     $1,148,826
     Deferred Taxes.................................................     277,022        272,127
     Payables to (Receivables from) Affiliates......................     (43,614)         6,865
     Other..........................................................      48,150         57,605
     Shareholders' Deficit..........................................    (156,047)      (149,717)
                                                                      ----------     ----------
          Total.....................................................  $1,212,235     $1,335,706
                                                                      ----------     ----------
                                                                      ----------     ----------

               ITEL RAIL CORPORATION AND CONSOLIDATED AFFILIATES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

                                                            1993           1992           1991
                                                          --------       --------       --------
                                                                      (IN THOUSANDS)
Revenues................................................  $153,034       $217,451       $307,083
                                                          --------       --------       --------
                                                          --------       --------       --------
Income (Loss) from Continuing Operations................  $(18,949)         $(560)       $35,941
                                                          --------       --------       --------
                                                          --------       --------       --------
Income (Loss) before Extraordinary Items................  $(15,811)      $(10,069)       $39,873
                                                          --------       --------       --------
                                                          --------       --------       --------
Net Income (Loss).......................................  $(15,811)      $(21,292)       $39,873
                                                          --------       --------       --------
                                                          --------       --------       --------

                      SIGNAL CAPITAL HOLDINGS CORPORATION

              SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables summarize the Company's quarterly financial information.

QUARTERLY INFORMATION:

                                                                        QUARTER ENDED
                                       -------------------------------------------------------------------------------
                                           MARCH 31,           JUNE 30,          SEPTEMBER 30,         DECEMBER 31,
                                       -----------------   -----------------   ------------------   ------------------
                                        1993      1992      1993      1992       1993      1992      1993       1992
                                       -------   -------   -------   -------   --------   -------   -------   --------
                                                                       (IN THOUSANDS)
Revenues(a)..........................  $38,435   $76,302   $38,444   $64,399   $ 37,898   $38,319   $38,257   $ 38,431
Operating Income (a)(b)..............   22,294    31,977    22,185     9,250     22,782    22,281    22,438     22,610
Income (Loss) from Continuing
  Operations(c)......................   (1,959)    9,627    (1,418)   (6,675)   (14,566)   (2,131)   (1,006)    (1,381)
Income (Loss) from Operations before
  Extraordinary Items(d).............   (1,233)   13,812     3,321     3,121     (9,207)    9,513     3,347    (21,318)
Net Income (Loss)(d)(e)..............  $(1,233)  $13,202   $ 3,321   $(6,093)  $ (9,207)  $ 9,411   $ 3,347   $(22,615)
                                       -------   -------   -------   -------   --------   -------   -------   --------
                                       -------   -------   -------   -------   --------   -------   -------   --------

- ---------------

(a) With the completion of the rail car transaction in June 1992, the revenues and operating income of the rail car leasing business, though essentially fixed are lower than such results prior to the rail car transaction. The ongoing fixed cash flow of the Company's rail car leasing business is available only to service interest and principal on the debt of the Trust and Partnership.

(b) Operating income in the second quarter of 1992 includes a $19.9 million non-recurring operating charge relating to severance and transition costs due to the rail car transaction.

(c) Continuing operations in 1993 include a $17.6 million non-recurring pre-tax loss principally relating to the write-down of miscellaneous investments and certain non-operating assets to net realizable value.

(d) Income from discontinued operations and assets held for sale, net in 1992 include a $22.7 million pre-tax loss related to the sale of certain other transportation services assets.

(e) The extraordinary items in 1992 reflect a pre-tax loss of $17.9 million on the retirement of the Company's senior secured debt.

                      SIGNAL CAPITAL HOLDINGS CORPORATION
                                  SCHEDULE II
    AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND
                      EMPLOYEES OTHER THAN RELATED PARTIES
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                                             BALANCE AT
                                                                                                END
                                              BALANCE AT                                     OF PERIOD
                                              BEGINNING                                ----------------------
                                              OF PERIOD     ADDITIONS    DEDUCTIONS    CURRENT     NONCURRENT
                                              ----------    ---------    ----------    --------    ----------
Year ended December 31, 1993...............    $ 135,491     889,491      (885,571)    $139,411           --
Year ended December 31, 1992...............    $      --     135,491            --     $135,491           --
Year ended December 31, 1991...............    $      --          --            --     $     --           --

                      SIGNAL CAPITAL HOLDINGS CORPORATION

                                  SCHEDULE IV
             INDEBTEDNESS OF AND TO RELATED PARTIES -- NON CURRENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                  BALANCE                                 BALANCE
                                                     AT                                      AT
                                                  BEGINNING                                 END
                                                     OF                                      OF
                                                   PERIOD      ADDITIONS   DEDUCTIONS      PERIOD
                                                  --------     -------     ----------     --------
Year ended December 31, 1993...................   $     --          --             --     $     --
Year ended December 31, 1992...................   $274,379     868,137     (1,142,516)    $     --
Year ended December 31, 1991...................   $375,300     530,255       (631,176)    $274,379

                      SIGNAL CAPITAL HOLDINGS CORPORATION

                      SCHEDULE V -- PROPERTY AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                    BALANCE AT                                                BALANCE
                                    BEGINNING      ADDITIONS                                   AT END
          CLASSIFICATION            OF PERIOD       AT COST      RETIREMENTS     OTHER       OF PERIOD
- ----------------------------------- ----------     ---------     ---------     ---------     ----------
Year ended December 31, 1993:
     Rental Equipment -- Rail
       Cars........................ $1,394,958      $    --      $      --     $  (2,710)    $1,392,248
     Other Property................         40           --             --           (40)            --
                                    ----------     ---------     ---------     ---------     ----------
       Total....................... $1,394,998      $    --      $      --     $  (2,750)    $1,392,248
                                    ----------     ---------     ---------     ---------     ----------
                                    ----------     ---------     ---------     ---------     ----------
Year ended December 31, 1992:
     Rental Equipment -- Rail
       Cars........................ $1,374,502      $ 8,926      $ (28,680)    $  40,210     $1,394,958
     Other Property................     16,698           48         (2,457)      (14,249)            40
                                    ----------     ---------     ---------     ---------     ----------
       Total....................... $1,391,200      $ 8,974      $ (31,137)    $  25,961     $1,394,998
                                    ----------     ---------     ---------     ---------     ----------
                                    ----------     ---------     ---------     ---------     ----------
Year ended December 31, 1991:
     Rental Equipment -- Rail
       Cars........................ $1,307,906      $62,559      $ (13,371)    $  17,408     $1,374,502
     Other Property................     13,680        2,133             58           827         16,698
                                    ----------     ---------     ---------     ---------     ----------
       Total....................... $1,321,586      $64,692      $ (13,313)    $  18,235     $1,391,200
                                    ----------     ---------     ---------     ---------     ----------
                                    ----------     ---------     ---------     ---------     ----------

                      SIGNAL CAPITAL HOLDINGS CORPORATION

       SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                     BALANCE
                                        AT        ADDITIONS
                                     BEGINNING    CHARGED TO                                     BALANCE AT
                                        OF        COSTS AND                                         END
          CLASSIFICATION              PERIOD       EXPENSES      RETIREMENTS      OTHER          OF PERIOD
- -----------------------------------  --------     ----------     ----------     ----------       ----------
Year ended December 31, 1993:
     Rental Equipment -- Rail
       Cars........................  $329,730      $ 49,766       $      --      $     484        $ 379,980
                                     --------     ----------     ----------     ----------       ----------
                                     --------     ----------     ----------     ----------       ----------
Year ended December 31, 1992:
     Rental Equipment -- Rail
       Cars........................  $289,134      $ 47,131       $  (7,850)     $   1,315        $ 329,730
     Other Property................     9,400         1,044            (285)       (10,159)              --
                                     --------     ----------     ----------     ----------       ----------
       Total.......................  $298,534      $ 48,175       $  (8,135)     $  (8,844)       $ 329,730
                                     --------     ----------     ----------     ----------       ----------
                                     --------     ----------     ----------     ----------       ----------
Year ended December 31, 1991:
     Rental Equipment -- Rail
       Cars........................  $255,647      $ 41,628       $  (8,104)     $     (37)       $ 289,134
     Other Property................     6,479         2,962            (137)            96            9,400
                                     --------     ----------     ----------     ----------       ----------
       Total.......................  $262,126      $ 44,590       $  (8,241)     $      59        $ 298,534
                                     --------     ----------     ----------     ----------       ----------
                                     --------     ----------     ----------     ----------       ----------

                      SIGNAL CAPITAL HOLDINGS CORPORATION

        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                               BALANCE     ---------------
                                                 AT                  CHARGED
                                               BEGINNING   CHARGED   TO                       BALANCE AT
                                                 OF        TO        OTHER                       END
                 DESCRIPTION                   PERIOD      INCOME    ACCOUNTS  DEDUCTIONS     OF PERIOD
- ---------------------------------------------  -------     -----     -----     ----------     ----------
Year ended December 31, 1993:
  Allowance for doubtful accounts............  $ 6,074        --      (800)      (2,322)        $  2,952
Year ended December 31, 1992:
  Allowance for doubtful accounts............  $ 9,398     2,934     2,346       (8,604)        $  6,074
Year ended December 31, 1991:
  Allowance for doubtful accounts............  $11,205       442       369       (2,618)        $  9,398